Form 10QSB
period 2006-03-31
R&R ACQUISITION II, INC
filed 2006-05-12
CIK 1348156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number 000-51738
_____________________________________________

R&R Acquisition II, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	43-2069361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Kirk M. Warshaw
47 School Avenue
Chatham, New Jersey	07928
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (973) 635-4047

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of May 8, 2006, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes ☐ No ☒
Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

R&R ACQUISITION II, INC.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheet as of March 31, 2006 (unaudited)	2

Condensed Statements of Operations for the Three Months Ended March 31, 2006 and for the period February 14, 2005 (Date of Inception) to March 31, 2005 and the period from February 14, 2005 (Date of Inception) to March 31, 2006 (unaudited)	3

Condensed Statements of Cash Flows for Three Months Ended March 31, 2006 and for the period February 14, 2005 (Date of Inception) to March 31, 2005 and the period from February 14, 2005 (Date of Inception) to March 31, 2006 (unaudited)	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	6

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	8
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	8
ITEM 5. OTHER INFORMATION	8
ITEM 6. EXHIBITS	8

SIGNATURES	9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION II, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
March 31, 2006
(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents (TOTAL ASSETS)	$25,119

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:
Accrued expenses	$8,500
Loan payable - related party	32,566
TOTAL CURRENT LIABILITIES	41,066

Commitments and Contingencies	--

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	--
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 shares issued and outstanding	250
Additional paid-in capital	24,800
Deficit accumulated during the development stage	(40,997)

TOTAL STOCKHOLDERS’ DEFICIENCY	(15,947)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$25,119

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2006	For the period from February 14, 2005 (Date of Inception) to March 31, 2005	For the period from February 14, 2005 (Date of Inception) to March 31, 2006

Expenses
Professional fees	$8,500	$--	$27,000
Formation and other costs	1,509	--	13,997
Net Loss	$(10,009)	$--	$(40,997)

Weighted average number of common shares	2,500,000	2,000,000
Net loss per share:
basic and diluted common share	$(0.00)	$--

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2006	For the period from February 14, 2005 (Date of Inception) to March 31, 2005	For the period from February 14, 2005 (Date of Inception) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,009)	$--	$(40,997)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(7,000)	--	8,500
NET CASH USED IN OPERATING ACTIVITIES	(17,009)	--	(32,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	200	200
Payment of common stock subscription	50	--	50
Contributed capital	--	24,800	24,800
Proceeds from related party loan	17,066	--	32,566
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,116	25,000	57,616

NET INCREASE IN CASH AND CASH EQUIVALENTS	107	25,000	25,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,012	--	--
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,119	$25,000	$25,119

NON-CASH FINANCING ACTIVITIES
Common stock subscribed	$--	$--	$50

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION II, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of March 31, 2006, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2006. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 3 - Summary of Significant Accounting Policies

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

NOTE 4 - Loan Payable - Related Party

The Company has a loan payable of $32,566 to an affiliated company that is a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loans are uncollateralized.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition II, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the year ended December 31, 2005, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

Since our formation on February 14, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and State securities law that regulate initial public offerings.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Continuing Operational Expenses for the Three months ended March 31, 2006

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2006. Total expenses for the three months ended March 31, 2006 were $10,009. These expenses constituted professional and filing fees.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2006, the Company had cash of $25,119 and negative working capital of $15,947.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments, although the Company presently is not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2006.

Item 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2006. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amendment to Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION II, INC.

Date: May 12, 2006	By:	/s/ Arnold P. Kling
Arnold P. Kling
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kirk Warshaw	Secretary and	May 12, 2006
Kirk Warshaw	Chief Financial Officer