Form 10QSB
period 2006-09-30
R&R ACQUISITION II, INC
filed 2006-10-04
CIK 1348156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No

State the number of shares outstanding of each of the issuer’s common equity as of the last practicable date: As of October 2, 2006, there were 12,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No

R&R ACQUISITION II, INC.
(A Development Stage Company)
Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2006

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Condensed Balance Sheet as of September 30, 2006	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2006, for the Three Months Ended September 30, 2005 and for the period from February 14, 2005 (Date of Inception) to September 30, 2005 and for the period from February 14, 2005 (Date of Inception) to September 30, 2006	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006, for the period from February 14, 2005 (Date of Inception) to September 30, 2005 and for the period from February 14, 2005 (Date of Inception) to September 30, 2006	5
	Notes to the Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Controls and Procedures	8
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	10
Signatures		11

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are ‘‘forward-looking statements’’ regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms ‘‘we’’, ‘‘our’’, ‘‘us’’, or any derivative thereof, as used herein refer to R&R Acquisition II, Inc., a Delaware corporation, and its predecessors.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

R&R ACQUISITION II, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
September 30, 2006
(unaudited)

ASSETS
Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$10,091
LIABILITIES AND STOCKHOLDERS' EQUITY
TOTAL CURRENT LIABILITIES	—
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 12,500,000 issued and outstanding	1,250
Additional paid-in capital	83,800
Deficit accumulated during the development period	(74,959)
TOTAL STOCKHOLDERS' EQUITY	10,091
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,091

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2006	For the period from February 14, 2005 (Date of Inception) to September 30, 2005	For the period from February 14, 2005 (Date of Inception) to September 30, 2006
	2006	2005
Expenses
Professional fees	$28,134	$—	$41,134	$—	$59,634
Formation and other costs	195	12,492	2,837	12,492	15,325
Net Loss	$(28,329)	$(12,492)	$(43,971)	$(12,492)	$(74,959)
Weighted average number of common shares	2,608,696	2,000,000	2,536,630	2,000,000
Net loss per share:
basic and diluted common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2006	For the period from February 14, 2005 (Date of Inception) to September 30, 2005	For the period from February 14, 2005 (Date of Inception) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,971)	$(12,492)	$(74,959)
Changes in operating assets and liabilities
Decrease in accrued expenses	(15,500)	—	—
NET CASH USED IN OPERATING ACTIVITIES	(59,471)	(12,492)	(74,959)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50	200	250
Proceeds from private placement	60,000	—	60,000
Contributed capital	—	24,800	24,800
Proceeds from related party loan	24,884	12,500	40,384
Repayment of related party loan	(40,384)	—	(40,384)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,550	37,500	85,050
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,921)	25,008	10,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,012	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,091	$25,008	$10,091
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION II, INC. (the ‘‘Company’’) was incorporated in Delaware on February 14, 2005 with the objective to acquire, or merge with, an operating business. As of September 30, 2006, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a ‘‘blank check’’ company. The Securities and Exchange Commission defines such a Company as ‘‘a development stage company’’ that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ‘‘blank check’’ companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

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

On September 30, 2006, pursuant to a Common Stock Purchase Agreement entered into on September 20, 2006, the Company closed on a private placement transaction where it sold 10,000,000 shares of its common stock to SENK, LLC, an Illinois limited liability company, in exchange for aggregate gross proceeds to the Company of $60,000. As a condition of the sale, the Company agreed that it would discharge all outstanding liabilities and upon the consummation of the transaction, would have no liabilities and no assets, other than approximately $10,000 in cash.

NOTE 2 – Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of and for the period ended September 30, 2006. The results of operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and for the period February 14, 2005 (Date of Inception) to September 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on
Form 10-KSB for the year ended December 31, 2005.

NOTE 3 – Summary of Significant Accounting Policies

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

NOTE 4 – New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since our inception on February 14, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a ‘‘blank check’’ company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements, with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

On September 30, 2006 (the ‘‘Closing’’), we closed on Common Stock Purchase Agreement with SENK, LLC, an Illinois limited liability company (the ‘‘Purchaser’’), which resulted in change in control of the Company, pursuant to which we sold to the Purchaser a total of 10,000,000 shares of our common stock for $60,000 (the ‘‘Share Purchase Agreement’’).

Upon the Closing, (i) the Purchaser acquired beneficial ownership of an aggregate of 10,000,000 shares of our common stock, constituting 80% of the then issued and outstanding shares of our common stock; and (ii) I. Steven Edelson was appointed a Director.

Effective upon the filing of this report, (i) Arnold P. Kling and Kirk Warshaw resigned from all of their officer positions with us, however, Mr. Kling will continue to serve as a Director of ours until the earlier of either (a) ten days after the filing and mailing of the Schedule 14f-1 Information Statement contemplated by the Share Purchase Agreement, or (b) October 15, 2006; (ii) I. Steven Edelson and Nathaniel Kramer were appointed our Co-Chief Executive Officers and Lawrence Koehler was appointed our Chief Financial Officer and Secretary.

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

Continuing Operating Expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

We have not had any business operations since our inception, and no revenues during the three months ended September 30, 2006 and 2005. Total expenses for the three months ended September 30, 2006 and 2005 were $28,329 and $12,492, respectively. These expenses constituted professional and filing fees, and fees associated with the filing of required regulatory reports as well as the Share Purchase Agreement.

Continuing Operating Expenses for the nine months ended September 30, 2006 compared to the period from February 14, 2005 (Date of Inception) to September 30, 2005.

We have not had any business operations since our inception, and no revenues during the periods ended September 30, 2006 and 2005. Total expenses for the nine months ended September 30, 2006 and the period from February 14, 2005 (Date of Inception) to September 30, 2005 were $43,971 and $12,492, respectively. These expenses constituted professional and filing fees, and fees associated with the filing of required regulatory reports as well as the Share Purchase Agreement.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $10,091 and working capital of $10,091. Since our inception we have not had any revenues from any operations and will not have any revenues from operations absent a merger or other combination with an operating company. We cannot give you any assurance that any such merger or other combination will ever occur or that we can engage in any public or private sales of our equity or debt securities in the future to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us.

Our present material commitments are professional and administrative fees, and expenses associated with the preparation of our filings with the SEC and compliance with other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments, although we presently are not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurance that we will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2006.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of the president and chief financial officer, carried out an evaluation of the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the ‘‘Evaluation Date’’). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Upon the resignations of Arnold P. Kling and Kirk M. Warshaw from their officer positions with R&R, as described above, internal control over financial reporting in the upcoming fiscal quarters will be assumed by I. Steven Edelson, Nathaniel Kramer and Lawrence Koehler.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2006, we sold 10,000,000 shares of our common stock to the Purchasers for a total purchase price of $60,000 pursuant the exemptions from registration available under
Sections 4(2) and 4(6) of the Securities Exchange Act of 1933 Act, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Common Stock Purchase Agreement dated September 30, 2006 between the Registrant and SENK, LLC.(1)
31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K on September 25, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R Acquisition II, Inc.
Dated: October 4, 2006	/s/ Arnold P. Kling
Arnold P. Kling, President (Principal Executive Officer)
Dated: October 4, 2006	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer (Principal Financial and Accounting Officer)