Form 10QSB
period 2007-06-30
R&R ACQUISITION II, INC
filed 2007-08-10
CIK 1348156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number 000-51738

R&R Acquisition II, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	43-2069361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Lawrence E. Koehler
1372 Shermer Road
Northbrook, IL	60062
(Address of principal executive offices)	(zip code)

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
As of August 9, 2007, there were 12,500,000 shares of common stock outstanding.
Transactional Small Business Disclosure Format (Check One): YES ☐  NO ☒

R&R ACQUISITION II, INC.
(A Development Stage Company)

- INDEX -

Page
PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of June 30, 2007 (Unaudited)	3

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to June 30, 2007 (Unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to June 30 , 2007 (Unaudited)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	9
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	9
ITEM 5. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9

SIGNATURES	11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$156

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loan from Stockholder	$36,000
Accounts payable and accrued expenses	9,240
TOTAL CURRENT LIABILITIES	45,240

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value; 75,000,000 shares authorized, 12,500,000 issued and outstanding	1,250
Additional paid-in capital	83,800
Deficit accumulated during the development stage	(130,134)

TOTAL STOCKHOLDERS' DEFICIENCY	(45,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$156

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	Three Months Ended		Six Months Ended		February 14, 2005
	June 30,		June 30,		(Date of Inception)
	2007	2006	2007	2006	to June 30, 2007
Expenses
Professional fees	$4,536	$4,500	$19,036	$13,000	$112,910
Formation and other costs	1,748	1,133	1,808	2,642	17,635
Total Expenses	6,284	5,633	20,844	15,642	130,545
Other Income
Interest Income	-	-	-	-	(411)

NET LOSS	$(6,284)	$(5,633)	$(20,844)	$(15,642)	$(130,134)

Weighted average number of common shares outstanding	12,500,000	2,500,000	12,500,000	2,500,000
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	Six Months	Six Months	February 14, 2005
	Ended	Ended	(Date of Inception)
	June 30, 2007	June 30, 2006	to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,844)	$(15,642)	$(130,134)
Changes in operating liabilities
(Decrease) increase in accounts payable and accrued expenses	(25,000)	(9,000)	9,240
NET CASH USED IN OPERATING ACTIVITIES	(45,844)	(24,642)	(120,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	60,200
Payment of common stock subscription	-	50	50
Contributed capital	-	-	24,800
Proceeds from stockholder loans	36,000	24,884	76,834
Repayment of stockholder loans	-	-	(40,834)
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,000	24,934	121,050

NET (DECREASE) INCREASE IN CASH	(9,844)	292	156

CASH AT BEGINNING OF PERIOD	10,000	25,012	-
CASH AT END OF PERIOD	$156	$25,304	$156

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION II, INC. (the ‘‘Company’’) was incorporated in Delaware on February 14, 2005 with the objective to acquire, or merge with, an operating business. As of June 30, 2007, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a ‘‘blank check’’ company. The Securities and Exchange Commission defines such a Company as ‘‘a development stage company’’ when it has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of ‘‘blank check’’ companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 – Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2007 and for the periods ended June 30, 2007 and 2006. The results of operations for the three months ended June 30, 2007 and 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2007 and 2006, the Company had no cash equivalents.

NOTE 4 – Loan from Stockholder

During the six months ended June 30, 2007, the Company received $36,000 from one of its stockholders to be used for working capital. The loan from the stockholder to date is $36,000. The loan is unsecured, non-interest bearing and is payable on demand.

NOTE 5 – New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this report on Form 10-QSB, the terms “we,” “us,” “our” and “the Company” refer to R&R Acquisition II, Inc.

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

Plan of Operation.

The Company has not realized any revenues from operations since its inception on February 14, 2005. The Company’s plan of operation for the next twelve months is to locate suitable acquisition or merger candidates and consummate a business combination. The Company may need additional cash advances from its stockholders to pay for operating expenses until it consummates a business combination. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.

The Company has not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company for the period from February 14, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

R&R ACQUISITION II, INC.

Dated: August 10, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson
Co-Chief Executive Officer and Director (Principal Executive Officer)