Form 10QSB
period 2007-09-30
R&R ACQUISITION II, INC
filed 2007-11-14
CIK 1348156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number 000-51738

R&R Acquisition II, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	43-2069361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Lawrence E. Koehler
1372 Shermer Road
Northbrook, IL	60062
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code:
(847) 509-3711

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:
As of November 12, 2007 there were 12,500,000 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Transactional Small Business Disclosure Format (Check One): YES ☐   NO ☒

R&R ACQUISITION II, INC.
(A Development Stage Company)

- INDEX -

Page
PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of September 30, 2007	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to September 30, 2007	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to September 30 , 2007	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6-7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	9
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	9
ITEM 5. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9-10

SIGNATURES	11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$106

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loan from Stockholder	$40,000
Accounts payable and accrued expenses	9,240
TOTAL CURRENT LIABILITIES	49,240

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 75,000,000 shares authorized; 12,500,000 issued and outstanding	1,250
Additional paid-in capital	83,800
Deficit accumulated during the development stage	(134,184)

TOTAL STOCKHOLDERS' DEFICIENCY	(49,134)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$106

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	Three Months Ended		Nine Months Ended		February 14, 2005
	September 30		September 30		(Date of Inception) to
	2007	2006	2007	2006	September 30, 2007
Expenses
Professional fees	$3,939	$28,134	$22,975	$41,134	$116,849
Formation and other costs	111	195	1,919	2,837	17,746
Total Expenses	4,050	28,329	24,894	43,971	134,595
Other Income
Interest Income	-	-	-	-	(411)

NET LOSS	$(4,050)	$(28,329)	$(24,894)	$(43,971)	$(134,184)

Weighted average number of common shares outstanding	12,500,000	2,608,696	12,500,000	2,536,630
Basic and Diluted net loss per common share:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
			February 14, 2005
	Nine Months Ended September 30,		(Date of Inception) to
	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,894)	$(43,971)	$(134,184)
Changes in operating liabilities
(Decrease) increase in accounts payable and accrued expenses	(25,000)	(15,500)	9,240
NET CASH USED IN OPERATING ACTIVITIES	(49,894)	(59,471)	(124,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	60,000	60,250
Payment of common stock subscription	-	50	-
Contributed capital	-	-	24,800
Proceeds from stockholder loans	40,000	24,884	80,834
Repayment of stockholder loans	-	(40,384)	(40,834)
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	44,550	125,050

NET (DECREASE) INCREASE IN CASH	(9,894)	(14,921)	106

CASH AT BEGINNING OF PERIOD	10,000	25,012	-
CASH AT END OF PERIOD	$106	$10,091	$106

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition II, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION II, INC. (the ‘‘Company’’) was incorporated in Delaware on February 14, 2005 with the objective to acquire, or merge with, an operating business. As of September 30, 2007, the Company had not yet commenced any operations.

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

Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2007 and for the periods ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 and 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 21, 2007.

NOTE 2 – Summary of Certain Significant Accounting Policies

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

NOTE 2 – Summary of Certain Significant Accounting Policies (continued)

Development Stage Company

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Enterprises.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 3 – Loan from Stockholder

During the nine months ended September 30, 2007, the Company received $40,000 from one of its stockholders to be used for working capital. The loan from that stockholder is $40,000. The loan is unsecured, non-interest bearing and is payable on demand.

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

Results of Operations.

The Company has not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company for the period from February 14, 2005 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

R&R ACQUISITION II, INC.

Dated: November 14, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson
Co-Chief Executive Officer and Director
(Authorized Officer and Principal Executive Officer)